Form 10-K
GMACM HOME EQUITY LOAN TRUST 2005-HE2
filed 2006-03-28
CIK 1331611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period to _______________________ from ______________________

Commission file number:  333-117232-34

                      GMACM HOME EQUITY LOAN TRUST 2005-HE2
                                (Issuing Entity)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                   (Depositor)
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 41-1955181
(State or other jurisdiction incorporation  (I.R.S. Employer Identification No.)
            or organization)

      400 NORMANDALE LAKE BLVD., SUITE 250                        55437
             MINNEAPOLIS, MINNESOTA                            (Zip Code)
     (Address of Principal Executive Office)

              Registrant's telephone number, including area code: (952) 857-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No _X__

Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act. Yes _X_ No ___

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__       No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. Large accelerated filer: ____ Accelerated filer: __ _ Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____        No _X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting or non-voting common equity.

Documents Incorporated by Reference:  None

PART I

Item 1. Business.

        Not Applicable.

Item 1A.       Risk Factors.

        Not Applicable.

Item 1B.       Unresolved Staff Comments.

        Not Applicable.

Item 2. Properties.

        See Item 15 (a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Serviving Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a) The Trust does not issue stock. There is currently no established public trading market for the securities. As of December 31, 2005, the number of holders of all classes of Notes was 37.

               The remaining information is not provided pursuant to a no action request.

        (b) Not applicable.

        (c) Information not provided pursuant to no action request.

Item 6. Selected Financial Data.

        Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

        See Item 15 (a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        Not applicable.

Item 9B Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Not Applicable.

Item 11. Executive Compensation.

        Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Not Applicable.

Item 13. Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

(a) Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

     Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

     Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

     Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

     Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

     Exhibit 99.5 Audited financial statements for the year ended December 31, 2005 for Financial Guaranty Insurance Corporation

(b) Not Applicable.

(c) Not Applicable.
__________________________

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this 20th day of March 2006.


By:     GMAC MORTGAGE CORPORATION


/s/ Anthony N. Renzi
Name: Anthony N. Renzi
Title: Executive Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                  EXHIBIT INDEX

Exhibit               Description

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

Exhibit 99.5 Audited financial statements for the year ended December 31, 2005 for Financial Guaranty Insurance Corporation

                                  Exhibit 31.1


                                  CERTIFICATION


        I, Anthony N. Renzi, certify that:

        1. I have reviewed this annual report on Form 10-K for the fiscal year ended December 31, 2005, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2005-HE2.

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, N.A.

In Witness Whereof, I have duly executed this certificate as of March 20th, 2006.

By:     GMAC MORTGAGE CORPORATION


/s/ Anthony N. Renzi
Name: Anthony N. Renzi
Title: Executive Vice President

                                  EXHIBIT 99.1


                       [PRICEWATERHOUSECOOPERS LETTERHEAD]




                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the Company's compliance with the Applicable Standards based on our examination.

Our examination was performed in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 21, 2006

                                  EXHIBIT 99.2

                                                                       EXHIBIT 1

                     [GMAC MORTGAGE CORPORATION LETTERHEAD]



                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS

March 21, 2006


As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.




/s/ Jim Hillsman
-----------------------------------------------
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
-----------------------------------------------
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
-----------------------------------------------
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp

                                  EXHIBIT 99.3

                              OFFICER'S CERTIFICATE

                            GMAC MORTGAGE CORPORATION

        I, Frank G. Ruhl, hereby certify that I am the duly elected Vice President of GMAC Mortgage Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

               1. A review of the activities of the Servicer during the calendar year beginning January 1, 2005 and ending on December 31, 2005 (the "Calendar Year") and of its performance under the servicing agreements, including the servicing agreement dated as of June 29, 2005 (the "Servicing Agreement"), by and among the Servicer, the Issuer, and the Indenture Trustee, has been made under my supervision.

               2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.


        Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated:  March 31, 2006
Re: GMACM Home Equity Loan Trust 2005-HE2

                                                   By: GMAC MORTGAGE CORPORATION

                                                   By: /s/ Frank G. Ruhl
                                                   __________________

                                                   Name:  Frank G. Ruhl
                                                   Title:   Vice President
                                                   Date:    March 31, 2006

                                  Exhibit 99.4


Schedule   of   Year-To-Date    Principal   and   Interest    Distributions   to
Certificateholders

GMACM 2005-HE2

Class            Interest           Principal       Losses       Ending Balance
A-1           4,880,554.86      192,971,128.01        0.00       137,259,871.99
A-2           3,273,769.87                0.00        0.00       168,243,000.00
A-3           8,283,640.86                0.00        0.00       358,444,000.00
A-4           4,209,858.90                0.00        0.00       170,820,000.00
A-5           1,077,191.52                0.00        0.00        41,784,000.00
A-6           1,076,460.00                0.00        0.00        44,000,000.00
IO            4,311,300.00                0.00        0.00       143,710,000.00
Total        27,112,776.01      192,971,128.01        0.00     1,064,260,871.99

                                 EXHIBIT 99.5




CONSOLIDATED FINANCIAL STATEMENTS
Financial Guaranty Insurance Company and Subsidiaries
December 31, 2005
with Report of Independent Auditors

              Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Financial Statements


                                December 31, 2005




                                    CONTENTS

Report of Registered Public Accounting Firm.................................   1

Consolidated Balance Sheets.................................................   2
Consolidated Statements of Income...........................................   3
Consolidated Statements of Stockholder's Equity.............................   4
Consolidated Statements of Cash Flows.......................................   5
Notes to Consolidated Financial Statements..................................   6

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Financial Guaranty Insurance Company

We have audited the accompanying consolidated balance sheets of Financial Guaranty Insurance Company and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder's equity and cash flows for the years ended December 31, 2005 and 2004 and the periods from December 18, 2003 through December 31, 2003 and from January 1, 2003 through December 17, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the periods from December 18, 2003 through December 31, 2003 and from January 1, 2003 through December 17, 2003, in conformity with U.S. generally accepted accounting principles.


                                                          /s/ Ernst & Young LLP


New York, New York
January 23, 2006

              Financial Guaranty Insurance Company and Subsidiaries

                           Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)


                                                                   DECEMBER 31
                                                               2005           2004
                                                          -------------------------------
ASSETS
Fixed maturity securities, at fair value (amortized cost
of$3,277,291 in 2005 and $2,921,320 in 2004)                $ 3,258,738    $2,938,856
Short-term investments                                          159,334       140,473
                                                          -------------------------------
Total investments                                             3,418,072     3,079,329

Cash and cash equivalents                                        45,077        69,292
Accrued investment income                                        42,576        36,580
Reinsurance recoverable on losses                                 3,271         3,054
Prepaid reinsurance premiums                                    110,636       109,292
Deferred policy acquisition costs                                63,330        33,835
Receivable from related parties                                   9,539           802
Property and equipment, net of accumulated depreciation
  of $885 in 2005 and $164 in 2004                                3,092         2,408
Prepaid expenses and other assets                                10,354         7,826
Federal income taxes receivable                                   2,158             -
                                                          -------------------------------
Total assets                                                $ 3,708,105    $3,342,418
                                                          ===============================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Unearned premiums                                         $ 1,201,163    $1,043,334
  Loss and loss adjustment expenses                              54,812        39,181
  Ceded reinsurance balances payable                              1,615         3,826
  Accounts payable, accrued expenses and other
  liabilities                                                    36,359        22,874
  Payable for securities purchased                                    -         5,715
  Capital lease obligations                                       4,262         6,446
  Federal income taxes payable                                        -         4,401
  Deferred income taxes                                          42,463        38,765
                                                          -------------------------------
Total liabilities                                             1,340,674     1,164,542
                                                          -------------------------------
Stockholder's equity:
  Common stock, par value $1,500 per share; 10,000
  shares
    authorized, issued and outstanding                           15,000        15,000
  Additional paid-in capital                                  1,894,983     1,882,772
  Accumulated other comprehensive (loss) income, net of
  tax                                                           (13,597)       15,485
  Retained earnings                                             471,045       264,619
                                                          -------------------------------
Total stockholder's equity                                    2,367,431     2,177,876
                                                          -------------------------------
Total liabilities and stockholder's equity                  $ 3,708,105    $3,342,418
                                                          ===============================

See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Statements of Income

                             (Dollars in thousands)

                                                  SUCCESSOR                  PREDECESSOR
                                 ------------------------------------------  -----------
                                                              PERIOD FROM    PERIOD FROM
                                                              DECEMBER 18,   JANUARY 1,
                                                                  2003          2003
                                  YEAR ENDED     YEAR ENDED      THROUGH       THROUGH
                                 DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 17,
                                     2005           2004          2003          2003
                                  ---------------------------------------------------------
Revenues:
  Gross premiums written            $410,202      $323,575       $12,213       $248,112
  Reassumed ceded premiums                 -         4,959         6,300         14,300
  Ceded premiums written             (29,148)      (14,656)          (39)       (14,852)
                                 ---------------------------------------------------------
  Net premiums written               381,054       313,878        18,474        247,560
  Increase in net unearned
     premiums                       (156,485)     (138,929)       (9,892)      (105,811)
                                 ---------------------------------------------------------
Net premiums earned                  224,569       174,949         8,582        141,749

Net investment income                117,072        97,709         4,269        112,619
Net realized gains                       101           559             -         31,506
Net mark-to-market losses on
  credit derivative contracts           (167)            -             -              -
Other income                             762           736            44            580
                                 ---------------------------------------------------------
Total revenues                       342,337       273,953        12,895        286,454

Expenses:
  Loss and loss adjustment
     expenses                         18,506         5,922           236         (6,757)
  Underwriting expenses               82,064        73,426         7,622         54,481
  Policy acquisition costs
     deferred                        (38,069)      (32,952)       (2,931)       (23,641)
  Amortization of deferred
     policy acquisition costs          8,302         2,038            10         15,563
                                 ---------------------------------------------------------
Total expenses                        70,803        48,434         4,937         39,646
                                 ---------------------------------------------------------
Income before income tax
  expense (benefit)                  271,534       225,519         7,958        246,808

Income tax expense (benefit):
  Current                             32,370        42,510         1,191         57,071
  Deferred                            32,738        12,923           573         (1,612)
                                 ---------------------------------------------------------
Total income tax expense              65,108        55,433         1,764         55,459
                                 ---------------------------------------------------------
Income before extraordinary item     206,426       170,086         6,194        191,349
Extraordinary gain                         -             -        13,852              -
                                 ---------------------------------------------------------
Net income                          $206,426      $170,086       $20,046       $191,349
                                 =========================================================

See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)

                                                                                 ACCUMULATED
                                                                  ADDITIONAL        OTHER
                                                       COMMON      PAID-IN      COMPREHENSIVE     RETAINED
                                                       STOCK       CAPITAL     (LOSS) INCOME,     EARNINGS        TOTAL
                                                                                 NET OF TAX
                                                      ----------------------------------------------------------------------
PREDECESSOR
Balance at January 1, 2003                              $15,000      $383,511      $ 49,499       $1,740,885     $2,188,895
Net income                                                   -               -            -          191,349       191,349
Other comprehensive income (loss):
  Change in fixed maturities available-for-sale              -               -         (424)               -          (424)
  Change in foreign currency translation adjustment          -               -        4,267                -         4,267
                                                                                                              --------------
Total comprehensive income                                                                                         195,192
Dividends declared                                           -               -            -         (284,300)     (284,300)
                                                      ----------------------------------------------------------------------
Balance at December 17, 2003                            15,000         383,511       53,342        1,647,934     2,099,787
SUCCESSOR
Purchase accounting adjustments                              -       1,474,261      (53,342)      (1,573,447)     (152,528)
Net income                                                   -               -            -           20,046        20,046
Other comprehensive income:
  Change in fixed maturities available-for-sale              -               -        2,059                -         2,059
                                                                                                              --------------
Total comprehensive income                                                                                          22,105
Balance at December 31, 2003                            15,000       1,857,772        2,059           94,533     1,969,364
                                                      ----------------------------------------------------------------------
Net income                                                   -            -               -          170,086       170,086
Other comprehensive income:
  Change in fixed maturities available-for-sale              -            -           9,340              -           9,340
  Change in foreign currency translation adjustment          -            -           4,086              -           4,086
                                                                                                              --------------
Total comprehensive income                                                                                         183,512
Capital contribution                                         -          25,000            -              -          25,000
                                                      ----------------------------------------------------------------------
Balance at December 31, 2004                            15,000       1,882,772       15,485          264,619     2,177,876
Net income                                                   -            -               -          206,426       206,426
Other comprehensive loss:
  Change in fixed maturities available-for-sale              -            -         (23,550)             -         (23,550)
  Change in foreign currency translation adjustment          -            -          (5,532)             -          (5,532)
                                                                                                              --------------
Total comprehensive income                                                                                         177,344
Capital contribution                                         -          12,211            -              -          12,211
                                                      ----------------------------------------------------------------------
Balance at December 31, 2005                            $15,000      $1,894,983    $(13,597)       $ 471,045     $2,367,431
                                                      ======================================================================

See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                           SUCCESSOR                 PREDECESSOR
                                             --------------------------------------- ------------
                                                                       PERIOD FROM  PERIOD FROM
                                                                         DECEMBER    JANUARY 1,
                                                                         18, 2003       2003
                                             YEAR ENDED    YEAR ENDED    THROUGH      THROUGH
                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31, DECEMBER 17,
                                                2005          2004          2003         2003
                                            -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                    $206,426      $170,086      $20,046     $191,349
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Extraordinary gain                                             -      (13,852)           -
    Amortization of deferred policy
     acquisition costs                           8,574         2,038           10       15,563
    Policy acquisition costs deferred          (38,069)      (32,952)      (2,931)     (23,641)
    Depreciation of property and
     equipment                                     721           164            -           22
    Amortization of fixed maturity
     securities                                 31,504        37,013          693       21,129
    Amortization of short-term
     investments                                   481            29
    Net realized gains on investments             (101)         (559)           -      (31,506)
    Change in accrued investment income
     and prepaid expenses and other
     assets                                     (8,504)       (5,545)      (5,065)       6,292
    Change in net mark-to-market losses
     on credit derivative contracts                167             -            -            -
    Change in federal income taxes
     receivable                                      -           126         (172)      (2,407)
    Change in reinsurance recoverable
    on losses                                     (217)        5,011         (104)         410
    Change in prepaid reinsurance
     premiums                                   (1,344)       14,476        7,432       19,725
    Changes in other reinsurance
    receivables                                      -         5,295       (5,295)           -
    Change in receivable from related
    parties                                     (8,737)        8,957          (76)      (9,811)
    Change in unearned premiums                157,829       124,452        2,460       86,250
    Change in loss and loss adjustment
     expenses                                   15,631        (1,286)         236       (7,644)
    Change in ceded reinsurance
     balances payable and accounts
     payable and accrued expenses                8,923         7,348        6,485        1,804
    Change in current federal income
     taxes payable                              (6,559)        4,401            -      (97,477)
    Change in deferred federal income
    taxes                                       19,252        12,923          573       (1,612)
                                            -----------------------------------------------------
Net cash provided by operating                 385,977       351,977       10,440      168,446
activities
                                           -----------------------------------------------------

INVESTING ACTIVITIES
Sales and maturities of fixed maturity
  securities                                   122,638       284,227        1,780    1,028,103
Purchases of fixed maturity securities        (520,089)     (546,028)           -     (877,340)
Purchases, sales and maturities of
  short-term investments, net                  (19,342)     (126,125)     (12,736)      41,504
Receivable for securities sold                     (20)          170          538          283
Payable for securities purchased                (5,715)        5,715            -       (5,333)
Purchase of fixed assets                        (1,405)       (2,572)           -            -
                                            -----------------------------------------------------
Net cash (used in) provided by                (423,933)     (384,613)     (10,418)     187,217
  investing activities
                                            -----------------------------------------------------

FINANCING ACTIVITIES
Capital contribution                            12,211        25,000            -            -
Dividends paid to common stockholders                -             -            -     (284,300)
                                            -----------------------------------------------------
Net cash provided by (used in)                  12,211        25,000            -     (284,300)
financing activities
                                            -----------------------------------------------------
Effect of exchange rate changes on cash          1,530        (1,717)           -            -
                                            -----------------------------------------------------
Net (decrease) increase in cash and            (24,215)       (9,353)          22       71,363
cash equivalents
Cash and cash equivalents at beginning
of period                                       69,292        78,645       78,623        7,260
                                            -----------------------------------------------------
Cash and cash equivalents at end of           $ 45,077      $ 69,292      $78,645     $ 78,623
period
                                            =====================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes paid                             $ 49,613      $ 40,890      $     -     $156,800
                                            =====================================================


See accompanying notes to consolidated financial statements.

              Financial Guaranty Insurance Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2005
                (Dollars in thousands, except per share amounts)


1. BUSINESS AND ORGANIZATION

Financial Guaranty Insurance Company (the "Company") is a wholly owned subsidiary of FGIC Corporation ("FGIC Corp."). The Company provides financial guaranty insurance and other forms of credit enhancement for public finance and structured finance obligations. The Company began insuring public finance obligations in 1984 and structured finance obligations in 1988. The Company's financial strength is rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc., and "AAA" by Fitch Ratings, Inc. The Company is licensed to engage in writing financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and, through a branch, in the United Kingdom. In addition, a United Kingdom subsidiary of the Company is authorized to write financial guaranty business in the United Kingdom and has passport rights to write business in other European Union member countries. FGIC Corp. and the Company have formed subsidiaries to facilitate geographic and business expansion.

On December 18, 2003, an investor group consisting of The PMI Group, Inc. ("PMI"), affiliates of the Blackstone Group L.P. ("Blackstone"), affiliates of the Cypress Group L.L.C. ("Cypress") and affiliates of CIVC Partners L.P. ("CIVC"), collectively, the "Investor Group", completed the acquisition of FGIC Corp. from a subsidiary of General Electric Capital Corporation ("GE Capital") in a transaction valued at approximately $2,200,000 (the "Transaction"). GE Capital retained 2,346 shares of FGIC Corp. Senior Preferred Mandatorily Convertible Modified Preferred Stock ("Senior Preferred Shares") with an aggregate liquidation preference of $234,600, and approximately 5% of FGIC Corp.'s outstanding common stock. PMI is the largest stockholder of FGIC Corp., owning approximately 42% of its common stock at December 31, 2005 and 2004. Blackstone, Cypress and CIVC own approximately 23%, 23% and 7% of FGIC Corp.'s common stock, respectively, at December 31, 2005 and 2004.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

              Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


                (Dollars in thousands, except per share amounts)


2. BASIS OF PRESENTATION (CONTINUED)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared on the basis of GAAP, which differs in certain respects from the accounting practices prescribed or permitted by the New York State Insurance Department (see Note 4). Certain 2004 and 2003 information has been reclassified to conform to the 2005 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are as follows:

A. INVESTMENTS

All the Company's fixed maturity securities are classified as available-for-sale and are recorded on the trade date at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive (loss) income, net of applicable income taxes, in the consolidated statements of stockholders' equity. Short-term investments are carried at cost, which approximates fair value.

Bond discounts and premiums are amortized over the remaining term of the securities. Realized gains or losses on the sale of investments are determined based on the specific identification method.

Securities that have been determined to be other than temporarily impaired are reduced to realizable value, establishing a new cost basis, with a charge to realized loss at such date.

B. CASH AND CASH EQUIVALENTS

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost, which approximates fair value.

C. PREMIUM REVENUE RECOGNITION

Premiums are received either up-front or over time on an installment basis. The premium collection method is determined at the time the policy is issued. Up-front premiums are paid in full at the inception of the policy and are earned over the period of risk in proportion to the total amount of principal and interest amortized in the period as a proportion of the original principal and interest outstanding. Installment premiums are collected periodically and are reflected in income pro-rata over the period covered by the premium payment, including premiums received on credit default swaps (see Note 6). Unearned premiums represent the portion of premiums received applicable to future periods on insurance policies in force. When an obligation insured by the Company is refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is called or legally defeased prior to stated maturity. Premiums earned on advanced refundings were $54,795, $42,695, $5,013 and $39,858 for the years ended December 31, 2005 and 2004 and the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, respectively.

Ceded premiums are recognized in a manner consistent with the premium earned on the underlying policies.

D. POLICY ACQUISITION COSTS

Policy acquisition costs include only those expenses that relate directly to and vary with premium production. Such costs include compensation of employees involved in marketing, underwriting and policy issuance functions, rating agency fees, state premium taxes and certain other expenses. In determining policy acquisition costs, the Company must estimate and allocate the percentage of its costs and expenses that are attributable to premium production, rather than to other activities. Policy acquisition costs, net of ceding commission income on premiums ceded to reinsurers, are deferred and amortized over the period in which the related premiums are earned. Anticipated loss and loss adjustment expenses, future maintenance costs on the in-force business and net investment income are considered in determining the recoverability of acquisition costs.

E. LOSS AND LOSS ADJUSTMENT EXPENSES

Provision for loss and loss adjustment expenses fall into two categories: case reserves and watchlist reserves. Case reserves are established for the value of estimated losses on particular insured obligations that are presently or likely to be in payment default and for which future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall between (1) payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the time period of the anticipated shortfall. As of December 31, 2005 and 2004, discounted case-basis loss and loss adjustment expense reserves totaled $33,328 and $15,700, respectively. Loss and loss adjustment expenses included amounts discounted at an approximate interest rate of 4.5% in 2005 and 2004. The amount of the discount at December 31, 2005 and 2004 was $15,015 and $2,500, respectively.

The Company establishes watchlist reserves to recognize the potential for claims against the Company on insured obligations that are not presently in payment default,  but  which  have  migrated  to an  impaired  level,  where  there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserve relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specifically identified impaired obligations on the watchlist based on historical trends and other factors. The watchlist reserve is adjusted as necessary to reflect changes in the loss expectation inherent in the group of impaired credits. As of December 31, 2005 and 2004, such reserves were $21,484 and $23,500, respectively.

The reserve for loss and loss adjustment expenses is reviewed regularly and updated based on claim payments and the results of ongoing surveillance. The Company conducts ongoing insured portfolio surveillance to identify all impaired obligations and thereby provide a materially complete recognition of losses for each accounting period. The reserves are necessarily based upon estimates and subjective judgments about the outcome of future events, and actual results will likely differ from these estimates.

Reinsurance recoverable on losses is calculated in a manner consistent with the calculation loss and loss adjustment expenses.

F. INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which a change occurs.

The Company is a financial guaranty insurance writer and is permitted a tax deduction, subject to certain limitations under Section 832(e) of the Internal Revenue Code, for amounts required to be set aside in statutory contingency reserves by state law or regulation. The deduction is allowed only to the extent the Company purchases U.S. Government non-interest bearing tax and loss bonds in an amount equal to the tax benefit attributable to such deductions. Purchases of tax and loss bonds are recorded as a reduction of current tax expense. For the years ended December 31, 2005 and 2004, the Company purchased $13,565 and $10,810, respectively, of tax and loss bonds. For the period from January 1, 2003 through December 17, 2003, there were no tax and loss bonds purchased and $102,540 of tax and loss bonds were redeemed.

G. PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture, fixtures, computer equipment and software and leasehold improvements that are reported at cost less accumulated depreciation. Office furniture and fixtures are depreciated straight-line over five years. Leasehold improvements are amortized over their estimated service lives or over the life of the lease, whichever is shorter. Computer equipment and software are depreciated over three years. Maintenance and repairs are charged to expense as incurred.

H. GOODWILL

In accounting for the Transaction in 2003, the Company applied purchase accounting, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and Securities and Exchange Commission Staff Accounting Bulletin 54. Under these accounting methods, the purchase price was pushed down into the accompanying consolidated financial statements, with the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets acquired less liabilities assumed resulting in negative goodwill of $27,300 at December 18, 2003. In accordance with SFAS 141, the Company reduced the value assigned to non-financial assets, and the remaining negative goodwill of $13,852 was recorded as an extraordinary gain in the consolidated statement of income.

As a result of the purchase accounting, effective December 18, 2003, the basis of the Company's assets and liabilities changed, necessitating the presentation of Predecessor Company and Successor Company columns in the consolidated statements of income, stockholder's equity and cash flows.

I. FOREIGN CURRENCY TRANSLATION

The Company has an established foreign branch and three subsidiaries in the United Kingdom and insured exposure from a former branch in France. The Company has determined that the functional currencies of these operations are their local currencies. Accordingly, the assets and liabilities of these operations are translated into U.S. dollars at the rates of exchange at December 31, 2005 and 2004, and revenues and expenses are translated at average monthly exchange rates. The cumulative translation (loss) gain at December 31, 2005 and 2004 was $(1,446) and $4,086, respectively, net of tax benefit (expense) of $723 and $(2,200), respectively, and is reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholder's equity.

J. STOCK COMPENSATION PLAN

The Company has an incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards and restricted stock units of FGIC Corp. Stock options are granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of the grant. Restricted stock awards and restricted stock units are valued at the fair value of the stock on the grant date, with no cost to the grantee. FGIC Corp. accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, if the exercise price is equal to the fair value of the shares at the date of the grant, no compensation expense related to stock options is allocated to the Company by FGIC Corp. For grants to employees of the Company of restricted stock and restricted stock units, unearned compensation, equivalent to the fair value of the shares at the date of grant, is allocated to the Company. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended.

Had FGIC Corp. determined compensation expense for stock options granted to employees and management based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's estimated pro forma net income would have been as follows:

                                           YEAR ENDED    YEAR ENDED    PERIOD FROM
                                                                       DECEMBER 18,
                                                                           2003
                                                                         THROUGH
                                          DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                              2005          2004           2003
                                         --------------------------------------------

Reported net income                          $  206,426     $ 170,086     $20,046
Add: Allocated stock-based
  compensation related to restricted
  stock units, net of tax included in
  reported net income                                29            49           -
Less: Allocated total stock-based
  compensation determined under the
  fair value method for all awards,
  net of tax                                     (2,138)        (1,249)       (40)
                                         --------------------------------------------
Pro forma net income                         $  204,317     $ 168,886     $ 20,006
                                         ============================================

There were no stock options prior to December 18, 2003.

K. VARIABLE INTEREST ENTITIES

Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46-R") provides accounting and disclosure rules for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46-R, and is called a Variable Interest Entity ("VIE"), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or
(ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the majority of expected losses or receive the majority of expected residual returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. FIN 46-R requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries.

As part of its structured finance business, the Company insures debt obligations or certificates issued by special purpose entities. The Company has evaluated the transactions, and does not believe any such transactions require consolidation or disclosure under FIN 46-R.

During 2004, FGIC arranged the issuance of contingent preferred trust securities by a group of special purpose trusts. These trusts are considered VIEs under FIN 46-R. However, the Company is not considered a primary beneficiary and therefore is not required to consolidate the trusts (see Note 16).

L. DERIVATIVES

The Financial Accounting Standards Board ("FASB") issued and subsequently amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Under SFAS 133, as amended, all derivative instruments are recognized on the consolidated balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges.

In 2005, the Company sold credit default swaps ("CDS") to certain buyers of credit protection. It considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes.
These agreements are recorded at fair value. Changes in fair value are recorded in net mark-to-market gains (losses) on credit derivative instruments in the consolidated statements of income and in other assets or other liabilities in the consolidated balance sheets. The Company uses dealer-quoted market values, when available, to determine fair value. If market prices are not available, management uses internally developed estimates of fair value.

M. NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, FASB issued SFAS 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following the effective date, pro forma disclosure is no longer an alternative. In April 2005, the SEC announced the adoption of a rule allowing public companies to defer the adoption of SFAS 123(R) until the beginning of their fiscal years beginning after June 15, 2005. Non-public entities will be required to adopt the provisions of the new standard in fiscal years beginning after December 15, 2005.

Under SFAS 123(R), the Company must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all outstanding share-based awards for which the requisite service has not yet been rendered. The retroactive method would record compensation for all unvested stock options and restricted stock beginning with the first period restated. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123(R) will have an impact similar to the current pro forma disclosure for existing options under SFAS 123(R). In addition, the Company does not expect that the expense associated with future grants (assuming grant levels consistent with 2005) derived from the fair value model selected will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

N. REVIEW OF FINANCIAL GUARANTY INDUSTRY ACCOUNTING PRACTICES

The FASB staff is considering whether additional accounting guidance is necessary to address loss reserving and certain other practices in the financial guaranty industry. SFAS No. 60, Accounting and Reporting by Insurance Enterprises, was developed prior to the emergence of the financial guaranty industry. As it does not specifically address financial guaranty contracts, there has been diversity in the accounting for these contracts. In 2005, the FASB added a project to consider accounting by insurers for financial guaranty insurance. The objective of the project is to develop an accounting model for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS 133. A financial guaranty contract guarantees the holder of a financial obligation the full and timely payment of principal and interest when due and is typically issued in conjunction with municipal bond offerings and certain structured finance transactions. The goal of this project is to develop a single model for all industry participants to apply.

The FASB is expected to meet in 2006 to consider the accounting model for issuers of financial guaranty insurance. Proposed and final pronouncements are expected to be issued in 2006. When the FASB reaches a conclusion on this issue, the Company, along with other companies in the financial guaranty industry, may be required to change certain aspects of accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact the FASB's review may have on the Company's accounting practices.

4. STATUTORY ACCOUNTING PRACTICES

Statutory-basis surplus of the Company at December 31, 2005 and 2004 was $1,162,904 and $1,172,600, respectively. Statutory-basis net income (loss) for the years ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003, and January 1, 2003 through December 17, 2003 was $192,009, $144,100, $(1,669), and $180,091, respectively.

5. INVESTMENTS

The amortized cost and fair values of investments in fixed maturity securities and short-term investments classified as available-for-sale are as follows:

                                                GROSS        GROSS
                                 AMORTIZED    UNREALIZED   UNREALIZED
                                    COST        GAINS        LOSSES     FAIR VALUE
                                ----------------------------------------------------
AT DECEMBER 31, 2005
 Obligations of states and
  political subdivisions          $2,777,807    $12,718      $26,410     $2,764,115
 Asset- and mortgage-backed
  securities                        209,148         135        3,490       205,793
 U.S. Treasury securities and
  obligations of U.S.
  government corporations and
  agencies                          148,785       1,387        2,036       148,136
 Corporate bonds                     91,422         501        1,486        90,437
 Debt securities issued by
  foreign governments                30,930         345            5        31,270
 Preferred stock                     19,199         427          639        18,987
                                ----------------------------------------------------
 Total fixed maturity             3,277,291      15,513       34,066     3,258,738
  securities
 Short-term investments             159,334           -            -       159,334
                                ----------------------------------------------------
 Total investments                $3,436,625    $15,513      $34,066     $3,418,072
                                ====================================================

                                                 GROSS        GROSS
                                 AMORTIZED    UNREALIZED   UNREALIZED
                                    COST        GAINS        LOSSES     FAIR VALUE
                                ----------------------------------------------------

AT DECEMBER 31, 2004
 Obligations of states and
  political subdivisions          $2,461,087    $19,569      $ 3,090     $2,477,566
 Asset- and mortgage-backed
  securities                        214,895       1,267          695       215,467
 U.S. Treasury securities and
  obligations of U.S.
  Government corporations and
  agencies                          131,771         559          943       131,387
 Corporate bonds                     54,655         663          236        55,082
 Debt securities issued by
  foreign governments                39,713         176           21        39,868
 Preferred stock                     19,199         311           24        19,486
                                ----------------------------------------------------
 Total fixed maturities           2,921,320      22,545        5,009     2,938,856
 Short-term investments             140,473           -            -       140,473
                                ----------------------------------------------------
 Total investments                $3,061,793    $22,545      $ 5,009     $3,079,329
                                ====================================================

The following table shows gross unrealized losses and the fair value of fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

                               LESS THAN 12 MONTHS  12 MONTHS OR MORE        TOTAL
                             ------------------------------------------------------------
                                FAIR    UNREALIZED  FAIR   UNREALIZED   FAIR    UNREALIZED
                               VALUE     LOSSES    VALUE    LOSSES     VALUE     LOSSES
                             ------------------------------------------------------------
Obligations of states and    $1,622,119  $16,646  $463,156   $9,764  $2,085,275  $26,410
  political subdivisions
Asset- and mortgage-backed
  securities                   133,196     1,839    56,824    1,651    190,020     3,490
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  47,872       520    76,380    1,516    124,252     2,036
Other                           42,379       690    28,026      801     70,405     1,491
Preferred stock                 12,860       639         -        -     12,860       639
                             ------------------------------------------------------------
Total temporarily impaired   $1,858,426  $20,334  $624,386   $13,732 $2,482,812  $34,066
  securities
                             ============================================================


The unrealized losses in the Company's investments were caused by interest rate increases. The Company evaluated the credit ratings of these securities and noted no deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2005.

Investments in fixed maturity securities carried at fair value of $4,625 and $4,049 as of December 31, 2005 and 2004, respectively, were on deposit with various regulatory authorities as required by law.

The amortized cost and fair values of investments in fixed maturity securities, available-for-sale at December 31, 2005, are shown below by contractual maturity date. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    AMORTIZED         FAIR
                                                      COST            VALUE
                                                 -------------------------------

Due one year later or less                         $     77,668     $    77,071
Due after one year through five years                   472,292         463,162
Due after five years through ten years                1,463,806       1,448,990
After ten years                                       1,263,525       1,269,515
                                                 -------------------------------
Total                                              $  3,277,291     $ 3,258,738
                                                 ===============================

For the years ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, proceeds from sales of available-for-sale securities were $31,380, $178,030, $0, and $855,761 respectively. For the years ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, gross gains of $185, $1,900, $0, and $31,700, respectively, and gross losses of $84, $1,300, $0, and $200, respectively, were realized on such sales.

Net investment income of the Company was derived from the following sources:

                                                       SUCCESSOR                  PREDECESSOR
                                       ------------------------------------------ -------------
                                                                   PERIOD FROM   PERIOD FROM
                                                                     DECEMBER       JANUARY
                                                                     18, 2003       1, 2003
                                        YEAR ENDED    YEAR ENDED      THROUGH       THROUGH
                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 17,
                                           2005          2004          2003          2003
                                      ---------------------------------------------------------
   Income from fixed maturity
     securities                         $  112,616       $ 97,720     $ 4,294      $ 111,075
   Income from short-term investments        6,801          1,450          12          2,326
                                      ---------------------------------------------------------
   Total investment income                 119,417         99,170       4,306        113,401
   Investment expenses                      (2,345)        (1,461)        (37)          (782)
                                      ---------------------------------------------------------
   Net investment income                $  117,072       $ 97,709     $ 4,269      $ 112,619
                                      =========================================================


As of December 31, 2005, the Company did not have more than 3% of its investment portfolio concentrated in a single issuer or industry; however, the Company had the following investment concentrations by state:
                                     FAIR VALUE
                                   ----------------
New York                             $   302,290
Florida                                  220,150
Texas                                    217,145
New Jersey                               193,315
Massachusetts                            169,635
Illinois                                 155,922
California                               139,742
Michigan                                 113,040
                                   ----------------
                                       1,511,239

All other states                       1,326,785
All other investments                    580,048
                                   ----------------
Total investments                    $ 3,418,072
                                   ================

6. DERIVATIVE INSTRUMENTS

The Company provides CDSs to certain buyers of credit protection by entering into contracts that reference collateralized debt obligations from cash and synthetic structures backed by pools of corporate, consumer or structured finance debt. It also offers credit protection on other public finance and structured finance obligations in CDS form. The Company considers these agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, and to record losses and loss adjustment expenses and changes in fair value as incurred. The Company recorded $3,036 of net earned premium, $0 in losses and loss adjustment expenses, and net mark-to-market losses of $167 in changes in fair value under these agreements for the year ended December 31, 2005.

The gains or losses recognized by recording these contracts at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on internally developed estimates. Management applies judgments to estimate fair value which are based on changes in expected loss of the underlying assets as well as changes in current market prices for similar products.

Consideration is given to current market spreads and on evaluation of the current performance of the assets. The Company does not believe that the fair value adjustments are an indication of potential claims under the Company's guarantees. The inception-to-date net mark-to-market loss on the CDS portfolio was $167 at December 31, 2005 and was recorded in other liabilities.

7. INCOME TAXES

For periods subsequent to the closing date of the Transaction, the Company files its own consolidated federal income tax returns with FGIC Corp. The method of allocation between FGIC Corp. and its subsidiaries is determined under a tax sharing agreement approved by FGIC Corp.'s Board of Directors and the New York State Insurance Department, and is based upon a separate return calculation. For periods ended on or prior to December 18, 2003, the Company filed its federal income tax return as part of the consolidated return of GE Capital. Under a tax sharing agreement with GE Capital, tax was allocated to the Company based upon its contributions to GE Capital's consolidated net income.

The following is a reconciliation of federal income taxes computed at the statutory income tax rate and the provision for federal income taxes:

                                                   SUCCESSOR                       PREDECESSOR
                                ---------------------------------------------     ------------
                                                                  PERIOD FROM     PERIOD FROM
                                                                  DECEMBER 18,     JANUARY 1,
                                                                     2003            2003
                                      YEAR ENDED   YEAR ENDED       THROUGH         THROUGH
                                     DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    DECEMBER 17,
                                         2005        2004            2003            2003
                               -----------------------------------------------------------------
  Income taxes computed on         $  95,037        $ 78,932         $2,785         $ 86,383
    income before provision
    for Federal income taxes,
    at the statutory income
    tax rate
  State and local income
    taxes, net of Federal
    income taxes                         453             479              -              844
  Tax effect of:
    Tax-exempt interest              (31,072)        (28,015)          (979)         (26,112)
    Prior period adjustment                -               -              -           (4,978)
    Other, net                           690           4,037            (42)            (678)
                               -----------------------------------------------------------------
  Provision for income taxes       $  65,108        $ 55,433         $1,764         $ 55,459
                               =================================================================

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2005 and 2004 are presented below:

                                                       2005         2004
                                                    -------------------------
 Deferred tax assets:
   Tax and loss bonds                                 $24,375       $10,810
   Loss and loss adjustment expense reserves            6,180         7,472
   AMT credit carryforward                              7,140         8,107
   Property and equipment                                  83            55
   Deferred compensation                                1,483           623
   Capital lease                                        2,483         2,539
   Net operating loss on foreign subsidiaries           2,948             -
   Other                                                  266           233
                                                    -------------------------
 Total gross deferred tax assets                       44,958        29,839
                                                    -------------------------

 Deferred tax liabilities:
   Contingency reserves                                42,656        18,917
   Unrealized gains on fixed maturity securities,
     available-for-sale                                12,883        29,156
   Deferred acquisition costs                          19,639        11,842
   Premium revenue recognition                         10,359         3,076
   Profit commission                                    1,435         2,343
   Foreign currency                                       194         3,117
   Other                                                  255           153
                                                    -------------------------
 Total gross deferred tax liabilities                  87,421        68,604
                                                    -------------------------
 Net deferred tax liability                           $42,463       $38,765
                                                    =========================

The net operating losses on foreign subsidiaries of $10,863 as of December 31, 2005 were generated by FGIC Corp.'s United Kingdom subsidiaries. The United Kingdom does not allow net operating losses to be carried back, but does permit them to be carried forward indefinitely. Based upon the level of historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible and the estimated reversal of future taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 2005 and 2004.

In the opinion of management, an adequate provision has been made for any additional taxes that may become due pending any future examinations by tax authorities.

8. REINSURANCE

Reinsurance is the commitment by one insurance company (the reinsurer) to reimburse another insurance company (the ceding company) for a specified portion of the insurance risks under policies issued by the ceding company in consideration for a portion of the related premiums received. The ceding company typically will receive a ceding commission from the reinsurer.

The Company uses reinsurance to increase its capacity to write insurance for obligations of large, frequent issuers, to meet internal, rating agency or regulatory single risk limits, to diversify risk, and to manage rating agency and regulatory capital requirements. The Company currently arranges reinsurance primarily on a facultative (transaction-by-transaction) basis. Prior to 2003, the Company also had treaty reinsurance agreements, primarily for the public finance business, that provided coverage for a specified portion of the insured risk under all qualifying policies issued during the term of the treaty.

The Company seeks to place reinsurance with financially strong reinsurance companies since, as a primary insurer, the Company is required to fulfill all its obligations to policyholders even where a reinsurer fails to perform its obligations under the applicable reinsurance agreement. The Company regularly monitors the financial condition of its reinsurers. Under most of the Company's reinsurance agreements, the Company has the right to reassume all the exposure ceded to a reinsurer (and receive all the remaining unearned premiums ceded) in the event of a ratings downgrade of the reinsurer or the occurrence of certain other events. In certain of these cases, the Company also has the right to impose additional ceding commissions.

In recent years, some of the Company's reinsurers were downgraded by the rating agencies, thereby reducing the financial benefits of using reinsurance under rating agency capital adequacy models, because the Company must allocate additional capital to the related reinsured exposure. However, the Company still receives regulatory credit for this reinsurance. In connection with such a downgrade, the Company reassumed $0, $4,959, $6,300, and $14,300 of ceded premiums for the years ended December 31, 2005 and 2004, and the periods from December 18, 2003 through December 31, 2003, and January 1, 2003 through December 17, 2003, respectively, from the reinsurers.

Under certain reinsurance agreements, the Company holds collateral in the form of letters of credit and trust agreements. Such collateral totaled $62,394 at December 31, 2005, and can be drawn on in the event of default by the reinsurer.

The effect of reinsurance on the balances recorded in the consolidated statements of income is as follows:

                                               SUCCESSOR                   PREDECESSOR
                                ----------------------------------------   -----------
                                                             PERIOD FROM   PERIOD FROM
                                                             DECEMBER 18,   JANUARY 1,
                                                                2003          2003
                                   YEAR ENDED   YEAR ENDED    THROUGH      THROUGH
                                  DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 17,
                                      2005       2004          2003          2003
                              ---------------------------------------------------------

Net premiums earned               $25,921       $24,173          $1,236      $20,300
Loss  and   loss   adjustment
expenses                             (416)       (4,759)              -        1,700

9. LOSS AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

                                               SUCCESSOR                   PREDECESSOR
                                ----------------------------------------   -----------
                                                             PERIOD FROM   PERIOD FROM
                                                             DECEMBER 18,   JANUARY 1,
                                                                2003          2003
                                   YEAR ENDED   YEAR ENDED    THROUGH      THROUGH
                                  DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 17,
                                      2005       2004          2003          2003
                              ---------------------------------------------------------
Balance at beginning of
  period                          $39,181       $40,467         $40,224      $47,868
Less reinsurance recoverable       (3,054)       (8,065)         (8,058)      (8,371)
                              ---------------------------------------------------------
Net balance                        36,127        32,402          32,166       39,497
                              ---------------------------------------------------------
Incurred related to:
  Current period                   23,985        11,756               -       20,843
  Prior periods                    (5,479)       (5,834)            236      (27,600)
                              ---------------------------------------------------------
Total incurred                     18,506         5,922             236       (6,757)
                              ---------------------------------------------------------

Paid related to:
  Current period                   (1,993)            -               -            -
  Prior periods                    (1,099)       (2,197)              -         (574)
                              ---------------------------------------------------------
Total paid                         (3,092)       (2,197)              -         (574)
                              ---------------------------------------------------------

Net balance                        51,541        36,127          32,402       32,166
Plus reinsurance recoverable        3,271         3,054           8,065        8,058
                              ---------------------------------------------------------
Balance at end of period          $54,812       $39,181         $40,467      $40,224
                              =========================================================

During the year ended December 31, 2005, the increase in incurred expense was primarily related to issuers impacted by Hurricane Katrina. Case reserves and credit watchlist reserves at December 31, 2005 include $8,511 and $13,322, respectively, of estimated losses related to obligations impacted by Hurricane Katrina (see Note 10).

During the year ended December 31, 2004, the increase in incurred expense related to several structured finance transactions of one particular issuer.

During the period from January 1, 2003 through December 17, 2003, the overall decrease in incurred expense was driven by a reduction in reserves previously established on several structured finance transactions of one particular issuer. In addition, prior to the closing of the Transaction, rather than watchlist reserves, the Company established portfolio reserves based upon the aggregate average net par outstanding of the Company's insured mortgage-backed securities portfolio.

10. HURRICANE KATRINA

At December 31, 2005, the Company insured public finance obligations with a net par in force ("NPIF") of approximately $4,011,871 in locations impacted by Hurricane Katrina. Approximately $2,023,315 of these obligations relate to locations designated by the U.S. Federal Emergency Management Administration ("FEMA") as eligible for both public and individual assistance ("FEMA-dual designated locations"); the remainder, or $1,988,556, of these obligations relate to locations designated by FEMA as eligible for individual assistance only. The Company believes that insured obligations in FEMA-dual designated locations are more likely to be impaired than obligations eligible for individual assistance only. Consequently, since the occurrence of Hurricane Katrina, the Company has focused its portfolio surveillance efforts related to Hurricane Katrina on evaluating its insured public finance obligations in the FEMA-dual designated locations. These FEMA-dual designated locations consist primarily of counties and parishes in Alabama, Mississippi and Louisiana.

As a result of this evaluation, the Company placed insured public finance obligations with an NPIF totaling $979,153 on its credit watchlist of which reserves were recorded on obligations with an NPIF of $585,303. These obligations relate to locations in the Parish of Orleans (in which New Orleans is located) and the immediately surrounding parishes. At December 31, 2005, the Company recorded case reserves of $8,511, watchlist reserves of $13,322 and estimated reinsurance recoverables of $1,740 related to insured public finance obligations placed on the credit watchlist. The case reserves of $8,511 relate to an investor-owned utility, for which the Company has insured public finance obligations with an NPIF of $75,000, that has entered into bankruptcy proceedings. The watchlist reserves of $13,322 were based on management's assessment that the associated insured public finance obligations have experienced impairment due to diminished revenue sources. The NPIF for the insured public finance obligations for which watchlist reserves of $13,322 have been established totals $510,303. The $510,303 (a subset of the $979,153) is supported by the revenue sources below:

                                    NET PAR
     REVENUE SOURCE                 IN FORCE
-------------------------------- ---------------
General obligation                 $  90,079
Hotel tax                            165,000
Sales tax                            117,141
Municipal utility                    119,657
Public higher education               18,426
                                 ---------------
Total                               $510,303
                                 ===============

Given the unprecedented nature of the events and magnitude of damage in the affected areas, the loss reserves were necessarily based upon estimates and subjective judgments about the outcome of future events, including without limitation the amount and timing of any future federal and state aid. The loss reserves will likely be adjusted as additional information becomes available, and such adjustments may have a material impact on future results of operations. However, the Company believes that the losses ultimately incurred as result of Hurricane Katrina will not have a material impact on the Company's consolidated financial position.

For the year ended December 31, 2005, the Company paid claims totaling $5,910 related to insured public finance obligations impacted by Hurricane Katrina. During 2005, the Company subsequently received reimbursements of $4,855 for these claims payments.

The Company's structured finance insured portfolio was not significantly impacted by Hurricane Katrina, reflecting the geographic diversification of the credits comprising the insured structured finance obligations.

11. RELATED PARTY TRANSACTIONS

Prior to the Transaction, the Company had various service agreements with subsidiaries of General Electric Company and GE Capital. These agreements provided for the payment by the Company of certain payroll and office expenses, investment fees pertaining to the management of the Company's investment portfolio and telecommunication service charges. In addition, as part of the Transaction, the Company entered into a transitional services agreement under which GE Capital continued to provide certain administrative and support services, in exchange for certain scheduled fees during the 12 months following the date of the agreement. Approximately $0, $179, $0 and $1,600 in expenses were incurred during the years ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, respectively, related to such agreements and are reflected in the accompanying consolidated financial statements.

At the end of the first quarter of 2004, the Company transferred investment management services from GE Capital to Blackrock Financial Management, Inc. and Wellington Management Company, LLP.

In connection with the Transaction, the Company entered into a capital lease agreement with a subsidiary of GE Capital. The lease agreement covers leasehold improvements made to the Company's headquarters as well as furniture and fixtures, computer hardware and software used by the Company (see Note 17).

In connection with the Transaction, FGIC entered into a $300,000 soft capital facility, with GE Capital as lender and administrative agent. The soft capital facility, which replaced the capital support facility that FGIC previously had with GE Capital, had an initial term of eight years. FGIC paid GE Capital $1,132 and $70 under this agreement for the year ended December 31, 2004 and the period from December 18, 2003 through December 31, 2003, respectively. This agreement was terminated by FGIC in July 2004 and was replaced by a new soft capital facility (see Note 15).

The Company also insures certain non-municipal issues with GE Capital involvement as sponsor of the insured securitization and/or servicer of the underlying assets. For some of these issues, GE Capital also provides first loss protection in the event of default. Gross premiums written on these issues amounted to $3, $6, $0 and $20 for the year ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, respectively. As of December 31, 2005, par outstanding on these deals before reinsurance was $6,142. Issues sponsored by affiliates of GE accounted for approximately 1% of gross premiums written in 2003.

During 2005 FGIC, in the normal course of operations, entered into reinsurance transactions with PMI-affiliated companies. Ceded premiums were $582 for the year ended December 31, 2005 and accounts payable due to PMI were $102 at December 31, 2005.

As of December 31, 2005 and 2004, there were no receivables due from GE Capital.

During 2005 and 2004, the Company allocated certain overhead costs to FGIC Corp. which amounted to $540 and $317, respectively.

12. COMPENSATION PLANS

All employees of the Company participate in an incentive compensation plan. In addition, the Company offers a deferred compensation plan for eligible employees. Expenses incurred by the Company under compensation plans amounted to $21,824, $15,493, $3,996, and $10,087 for the years ended December 31, 2005 and
2004 and for the periods from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003, respectively, and are reflected in the accompanying consolidated financial statements. During 2005 and 2004, compensation increased primarily due to an increase in employee headcount. For 2003, compensation for certain employees was part of an allocation of expenses of affiliates and was therefore recorded as an allocated expense rather than compensation expense. In 2005 and 2004, these expenses were directly recorded by the Company. In 2003, compensation levels were driven in part by
Transaction-related costs, including retention bonuses and sign-on bonuses to new hires post-acquisition.

Commencing effective January 1, 2004, the Company has offered a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis (for 2005, up to $14 for employees under age 50, plus an additional "catch up" contribution of up to $4 for employees 50 and older). The Company may also make discretionary contributions to the plan on behalf of employees. The Company contributed $3,429 and $2,532 to the plan on behalf of employees for the years ended December 31, 2005 and 2004, respectively.

13. DIVIDENDS

Under New York insurance law, the Company may pay dividends to FGIC Corp. only from earned surplus, subject to the following limitations: (a) statutory surplus after any dividend may not be less than the minimum required paid-in capital, which was $72,500 in 2005, 2004 and 2003, and (b) dividends may not exceed the lesser of 10% of the Company's surplus or 100% of adjusted net investment income, as defined by New York insurance law, for the twelve-month period ended on the preceding December 31, without the prior approval of the New York State Superintendent of Insurance.

During the years ended December 31, 2005 and 2004 and for the period from December 18, 2003 through December 31, 2003, the Company did not declare and pay dividends. During the period from January 1, 2003 through December 17, 2003, the Company declared and paid dividends to FGIC Corp. of $284,300. These dividends were approved by the New York State Superintendent of Insurance.

14. REVOLVING CREDIT FACILITY

During December 2005, FGIC Corp. and the Company entered into a $250,000 senior unsecured revolving credit facility that matures on December 11, 2010. The facility is provided by a syndicate of banks and other financial institutions led by JPMorgan Chase, as administrative agent and sole lead arranger. In connection with the facility, $150 in syndication costs was prepaid and will be amortized into income over the term of the facility. The facility replaced a similar one-year facility that matured in December 2005. No draws have been made under either facility.

15. PREFERRED TRUST SECURITIES

On July 19, 2004, the Company closed a $300,000 facility, consisting of Money Market Committed Preferred Custodial Trust Securities ("CPS Securities"). This facility replaced a $300,000 "Soft Capital" facility previously provided by GE Capital. Under the new facility, each of six separate newly organized Delaware trusts (the "Trusts"), issues $50,000 in perpetual CPS Securities on a rolling 28-day auction rate basis. Proceeds from these securities are invested in high quality, short-term securities and are held in the respective Trusts. Each Trust is solely responsible for its obligations and has been established for the purpose of entering into a put agreement with the Company, which obligates the Trusts, at the Company's discretion, to purchase perpetual Preferred Stock of the Company. In this way, the program provides capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. In connection with the establishment of the Trusts, the Company incurred $4,638 of expenses which is included in other operating expenses for the year ended December 31, 2004. The Company recorded expenses for the right to put its shares to the Trusts of $1,806 and $905 for the years ended December 31, 2005 and 2004, respectively.

16. FINANCIAL INSTRUMENTS

 (a) Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. Fair value disclosure for fixed maturity securities is included in the consolidated balance sheets and in Note 5.

     Short-Term Investments: Short-term investments are carried at cost, which approximates fair value.

     Cash and Cash Equivalents, Accrued Investment Income, Prepaid Expenses and Other Assets, Receivable from Related Parties, Ceded Reinsurance Balances Payable, Accounts Payable and Accrued Expenses and Payable for Securities
     Purchased: The carrying amounts of these items approximate their fair values.

     The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 were as follows:

                                               2005                  2004
                                      ------------------------------------------
                                       CARRYING      FAIR   CARRYING      FAIR
                                        AMOUNT       VALUE    AMOUNT      VALUE
                                     -------------------------------------------
       Financial assets:
         Cash on hand and in-demand
           accounts                   $ 45,077     $ 45,077  $ 69,292   $ 69,292
         Short-term investments        159,334      159,334   140,473    140,473
         Fixed maturity securities   3,258,738    3,258,738 2,938,856  2,938,856

     Financial Guaranties: The carrying value of the Company's financial guaranties is represented by the unearned premium reserve, net of deferred acquisition costs, loss and loss adjustment expense reserves and prepaid reinsurance premiums. Estimated fair values of these guaranties are based on an estimate of the balance that is necessary to bring the future returns for the Company's embedded book of business to a market return. The estimated fair values of such financial guaranties was $1,098,165 compared to a carrying value of $1,099,045 as of December 31, 2005, and is $965,992 compared to a carrying value of $936,334 as of December 31, 2004.

     As of December 31, 2005 and 2004, the net present value of future installment premiums was approximately $393,000 and $192,000, respectively, both discounted at 5%.

     Derivatives: For fair value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

(b)  Concentrations of Credit Risk

     The Company considers its role in providing insurance to be credit enhancement rather than credit substitution. The Company insures only those securities that, in its judgment, are of investment grade quality. The Company has established and maintains its own underwriting standards that are based on those aspects of credit that the Company deems important for the particular category of obligations considered for insurance. Credit criteria include economic and social trends, debt management, financial management and legal and administrative factors, the adequacy of anticipated cash flows, including the historical and expected performance of assets pledged to secure payment of securities under varying economic scenarios, and underlying levels of protection such as insurance or over-collateralization.

     In connection with underwriting new issues, the Company sometimes requires, as a condition to insuring an issue, that collateral be pledged or, in some instances, that a third-party guaranty be provided for a term of the obligation issued by a party of acceptable credit quality obligated to make payment prior to any payment by the Company. The types and extent of collateral varies, but may include residential and commercial mortgages, corporate debt, government debt and consumer receivables.

     As of December 31, 2005, the Company's total outstanding principal insured was $275,327,000, net of reinsurance of $22,711,000. The Company's insured portfolio as of December 31, 2005 was broadly diversified by geographic and bond market sector, with no single obligor representing more than 1% of the Company's insured principal outstanding, net of reinsurance. The insured portfolio includes exposure under credit derivatives. The par written for credit derivatives was $15,640,000 at December 31, 2005.

     As of December 31, 2005, the composition of principal insured by type of issue, net of reinsurance, was as follows:

                                                               NET PRINCIPAL
                                                                OUTSTANDING
                                                             ------------------
          Municipal:
            Tax supported                                      $  134,762,000
            Water and sewer                                        34,859,000
            Healthcare                                              4,216,000
            Transportation                                         24,956,000
            Education                                               9,939,000
            Housing                                                 1,234,000
            Other                                                   5,153,000
          Non-municipal and international                          60,208,000
                                                             ------------------
          Total                                                $  275,327,000
                                                             ==================

     As of December 31, 2005, the composition of principal insured ceded to reinsurers was as follows:

                                                             CEDED PRINCIPAL
                                                               OUTSTANDING
                                                            -------------------
        Reinsurer:
          Radian Reinsurance Company                           $  7,808,000
          Ace Guaranty Inc.                                       6,367,000
          American Re-Insurance Company                           2,231,000
          RAM Reinsurance Company                                 2,024,000
          Other                                                   4,281,000
                                                            -------------------
        Total                                                  $ 22,711,000
                                                            ===================

     The Company did not have recoverables in excess of 3% of stockholders' equity from any single reinsurer.

     The Company's insured gross and net principal and interest outstanding was $472,161,000 and $433,587,000, respectively, as of December 31, 2005.

     FGIC is authorized to do business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands and in the United Kingdom. Principal insured outstanding at December 31, 2005 by state, net of reinsurance, was as follows:

                                  NET PRINCIPAL
                                   OUTSTANDING
                                             ------------------

California                                     $  32,882,000
New York                                          21,265,000
Pennsylvania                                      15,952,000
Florida                                           15,483,000
Illinois                                          13,049,000
Texas                                             12,223,000
New Jersey                                        10,883,000
Michigan                                           8,311,000
Ohio                                               6,903,000
Washington                                         6,359,000
                                             ------------------
                                                 143,310,000

All other states                                  71,809,000
Mortgage and asset-backed                         54,262,000
International                                      5,946,000
                                             ------------------
Total                                          $ 275,327,000
                                             ==================

17. COMMITMENTS

The Company leases office space and equipment under operating lease agreements in the United States and the United Kingdom. Rent expense under operating leases for the years ended December 31, 2005 and 2004 and for the period from December 18, 2003 through December 31, 2003 and January 1, 2003 through December 17, 2003 was $3,631, $3,070, $90, and $3,210, respectively. Future payments associated with these leases are as follows:

                                                 OPERATING LEASE
                                                  COMMITMENT
                                                    AMOUNT
                                               -------------------
Year:
  2006                                              $  3,141
  2007                                                 3,119
  2008                                                 1,968
  2009                                                   412
  2010                                                   412
  2011 and thereafter                                  1,496
                                               -------------------
Total minimum future rental payments                 $10,548
                                               ===================

In connection with the Transaction, the Company entered into a capital lease with a related party (an affiliate of GE Capital), covering leasehold improvements and computer equipment to be used at its headquarters. At the lease termination date of June 30, 2009, the Company will own the leased equipment. Future payments associated with this lease are as follows:

                                                OPERATING LEASE
                                                   COMMITMENT
                                                     AMOUNT
                                               -------------------
Year ending December 31:
   2006                                               $1,570
   2007                                                1,545
   2008                                                1,391
   2009                                                  265
                                               -------------------
Total                                                  4,771
Less interest                                            509
                                               -------------------
Present value of minimum lease payments               $4,262
                                               ===================

18. COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income of the Company consists of net unrealized gains on investment securities, foreign currency translation adjustments, and a cash flow hedge. The components of other comprehensive income for the years ended December 31, 2005 and 2004 and for the periods from December 18, 2003 through December 31, 2003, and January 1, 2003 through December 17, 2003 are as follows:

                                                         YEAR ENDED DECEMBER 31, 2005
                                                      -----------------------------------
                                                        BEFORE       TAX       NET OF
                                                         TAX                     TAX
                                                        AMOUNT                 AMOUNT
                                                      -----------------------------------

Unrealized holding losses arising during the year       $(36,050)   $12,566    $(23,484)
Less reclassification adjustment for gains realized
  in net income                                             (101)        35         (66)
                                                      -----------------------------------
Unrealized losses on investments                         (36,151)    12,601     (23,550)
Foreign currency translation adjustment                   (8,454)     2,922      (5,532)
                                                      -----------------------------------
Total other comprehensive loss                          $(44,605)   $15,523    $(29,082)
                                                      ===================================

                                                         YEAR ENDED DECEMBER 31, 2004
                                                       ----------------------------------
                                                        BEFORE       TAX       NET OF
                                                          TAX                    TAX
                                                        AMOUNT                 AMOUNT
                                                       ----------------------------------

Unrealized holding gains arising during the year         $14,928    $(5,225)   $  9,703
Less reclassification adjustment for gains realized
  in net income                                             (559)       196        (363)
                                                       ----------------------------------
Unrealized gains on investments                           14,369     (5,029)      9,340
Foreign currency translation adjustment                    6,286     (2,200)      4,086
                                                       ----------------------------------
Total other comprehensive income                         $20,655    $(7,229)   $ 13,426
                                                       ==================================


                                                        PERIOD FROM DECEMBER 18, 2003
                                                          THROUGH DECEMBER 31, 2003
                                                      -----------------------------------
                                                        BEFORE       TAX       NET OF
                                                         TAX                     TAX
                                                        AMOUNT                 AMOUNT
                                                      -----------------------------------

Unrealized holding gains arising during the period       $3,168     $(1,109)    $2,059
Less reclassification adjustment for gains realized
  in net income                                               -           -          -
                                                      -----------------------------------
Unrealized gains on investments                           3,168      (1,109)     2,059
                                                      -----------------------------------
Total other comprehensive income                         $3,168     $(1,109)    $2,059
                                                      ===================================

                                                         PERIOD FROM JANUARY 1, 2003
                                                          THROUGH DECEMBER 17, 2003
                                                     -----------------------------------
                                                        BEFORE       TAX       NET OF
                                                         TAX                     TAX
                                                        AMOUNT                 AMOUNT
                                                      -----------------------------------
Unrealized holding gains arising during the period     $ 30,853    $(10,798)   $ 20,055
Less reclassification adjustment for gains realized
  in net income                                         (31,506)     11,027     (20,479)
Unrealized losses on investments                           (653)        229        (424)
Foreign currency translation adjustment                   6,565      (2,298)      4,267
                                                      -----------------------------------
Total other comprehensive income                       $  5,912    $ (2,069)   $  3,843
                                                      ===================================

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                            THREE MONTHS ENDED              YEAR ENDED
                              -----------------------------------------------
                                MARCH 31,   JUNE 30,   SEPTEMBER  DECEMBER   DECEMBER
                                  2005        2005      30, 2005   31, 2005  31, 2005
                              ----------------------------------------------------------

Gross premiums written          $84,404     $131,335    $96,787    $97,676   $410,202
Net premiums written             82,609      113,305     92,331     92,809    381,054
Net premiums earned              52,633       61,907     54,794     55,235    224,569
Net investment income and net
realized gains                   27,558       28,389     30,117     31,109    117,173
Other income (expense)              426           90        402       (323)       595
Total revenues                   80,617       90,386     85,313     86,021    342,337
Losses and loss adjustment
expenses                         (2,611)      (3,066)    20,693      3,490     18,506
Income before taxes              71,100       81,377     48,783     70,274    271,534
Net income                       53,306       59,992     39,407     53,721    206,426

                                            THREE MONTHS ENDED              YEAR ENDED
                              -----------------------------------------------
                                MARCH 31,   JUNE 30,   SEPTEMBER  DECEMBER   DECEMBER
                                  2004        2004      30, 2004   31, 2004  31, 2004
                              ----------------------------------------------------------

Gross premiums written          $56,395     $106,457    $87,869    $72,854   $323,575
Net premiums written             53,649      105,645     87,072     67,512    313,878
Net premiums earned              31,202       53,151     49,760     40,836    174,949
Net investment income and net
realized gains                   24,198       22,611     24,466     26,993     98,268
Other income (expense)              317          240        117         62        736
Total revenues                   55,717       76,002     74,343     67,891    273,953
Losses and loss adjustment
expenses                            664       (1,070)     6,725       (397)     5,922
Income before taxes              48,208       64,839     56,713     55,759    225,519
Net income                       38,304       48,393     41,954     41,435    170,086

